Form 10-K
period 2004-12-31
CSFB ADJUSTABLE RATE MORTGAGE TRUST 2004-3
filed 2005-03-31
CIK 1307467

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-115435-06


        Adjustable Rate Mortgage Trust
        Adjustable Rate Mortgage-Backed P/T Cert
        Series 2004-3

     (Exact name of registrant as specified in its charter)


   New York                                         54-2162544
  (State or other jurisdiction of                   54-2162545
  incorporation or organization)                    54-2162546
                                                    (I.R.S. Employer
                                                    Identification No.)


   C/O Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes ____      No X

        The transaction closed October 28, 2004.


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 14.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) America's Servicing CO., as Servicer <F1>
      b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      c) Indymac Bank, F.S.B, as Servicer <F1>
      d) Select Portfolio Servicing, as Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards.


      a) America's Servicing CO., as Servicer <F1>
      b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      c) Indymac Bank, F.S.B, as Servicer <F1>
      d) Select Portfolio Servicing, as Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) America's Servicing CO., as Servicer <F1>
      b) Greenpoint Mortgage Funding, Inc., as Servicer <F1>
      c) Indymac Bank, F.S.B, as Servicer <F1>
      d) Select Portfolio Servicing, as Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Adjustable Rate Mortgage Trust
    Adjustable Rate Mortgage-Backed P/T Cert
    Series 2004-3
    (Registrant)


  Signed: Credit Suisse First Boston Mortgage  Securities Corp. as Depositor

  By:     Andrew Kimura, President

  By: /s/ Andrew Kimura, President

  Dated:  March 30, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  Credit Suisse First Boston Mortgage Securities Corp.,

  Adjustable Rate Mortgage Trust 2004-3,

  Adjustable Rate Mortgage-Backed Pass-Through Certificates, Series 2004-3

  I, Andrew Kimura, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, Adjustable Rate Mortgage Trust 2004-3, Adjustable Rate Mortgage-Backed Pass-Through Certificates, Series 2004-3 (the "Trust");

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution information required to be prepared by the Trust Administrator based upon the servicing information required to be provided by each Servicer and the Master Servicer under the Pooling and Servicing Agreement is included in these reports;

  4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Trust Administrator in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, each Servicer and the Master Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

  5. The reports disclose all significant deficiencies relating to each Servicer's and the Master Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independant public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     America's Servicing CO. as Servicer, INDYMAC as Servicer, Select Portfolio Servicing as Servicer and Greenpoint Mortgage Funding, Inc., as Servicer and Wells Fargo Bank, N.A as Trust Administrator.



     Date:  March 30, 2005

     /s/ Andrew Kimura
     Signature

     President
     Title



  EX-99.1 (a)
(logo) KPMG

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


Independent Accountants' Report


The Board of Directors
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.:


We have examined management's assertion, included in the accompanying Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company), that the Company complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures, as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


February 23, 2005



KPMG LLP a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss ccoperative.





  EX-99.1 (b)
(logo) KPMG

KPMG LLP
55 Second Street
San Francisco, CA 94105



Independent Accountants' Report


The Board of Directors
North Fork Bancorporation, Inc.:


We have examined management's assertion, included in the accompanying Management Assertion, that GreenPoint Mortgage Funding, Inc., a wholly owned subsidiary of North Fork Bancorporation, Inc., complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for GreenPoint Mortgage Funding, Inc.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on GreenPoint Mortgage Funding, Inc.'s compliance with the minimum servicing standards.

Management identified the following material noncompliance with minimum servicing standards over mortgage payments as of and for the year ended December 31, 2004. The mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month.

In our opinion, except for the material noncompliance described in the third paragraph, management's assertion that GreenPoint Mortgage Funding, Inc. complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP


March 17, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.1 (c)

(logo) ERNST & YOUNG

Ernst & Young LLP
725 South Figueroa Street
Los Angeles, California 90017

Phone: (213) 977-3200
www.ey.com

Report on Management's Assertion on
Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Registered Public Accounting Firm




Board of Directors and Shareholder
IndyMac Bank, F.S.B.


We have examined management's assertion, included in the accompanying report titled Report of Management, that IndyMac Bank, F.S.B. (the Bank) complied with the servicing standards identified in Exhibit A (the "specified minimum servicing standards") to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2004. Management is responsible for the Bank's compliance with these specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the specified minimum servicing standards.


In our opinion, management's assertion that the Bank complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.





/s/Ernst & Young LLP



February 23, 2005


A Member Practice of Ernst & Young Global




  EX-99.1 (d)
(logo) ERNST & YOUNG

Ernst & Young LLP
725 South Figueroa Street
Los Angeles, California 90017

Phone: (213) 977-3200
www.ey.com



Report on Management's Assertion on
Compliance with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers


Report of Independent Auditors


Board of Directors and Shareholder
Select Portfolio Servicing, Inc.


We have examined management's assertion, included in the accompanying report titled Report of Management, that Select Portfolio Servicing,
Inc. ("SPS") complied with the servicing standards identified in Exhibit A (the "specified minimum servicing standards") to the Report of Management as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended December 31, 2004. Management is responsible for SPS' compliance with these specified minimum servicing standards. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence concerning SPS' compliance with the specified minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on SPS' compliance with the specified minimum servicing standards.


In our opinion, management's assertion that SPS complied with the aforementioned specified minimum servicing standards during the year ended December 31, 2004, is fairly stated, in all material respects.


/s/ Ernst & Young LLP


January 28, 2005



A Member Practice of Ernst & Young Global





  EX-99.2 (a)
(logo) Wells Fargo Home Mortgage

1 Home Campus
Des Moines, IA 50328

Assertion of Management of Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A



As of and for the year ended December 31, 2004, Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A. (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of and for this same period, the Company had in effect a fidelity bond along with an errors and omissions policy in the amounts of $100 million and $20 million, respectively.



/s/ Michael J. Heid
February 23, 2005
Michael J. Heid, Division President, Capital Markets, Finance, & Administration Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Franklin R. Codel
February 23, 2005
Franklin R. Codel, Executive Vice President, Finance and Corporate Real Estate Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Michael Lepore
February 23, 2005
Michael Lepore, Executive Vice President, Institutional Lending
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.


/s/ Mary Coffin
February 23, 2005
Mary Coffin, Executive Vice President, Servicing & Post Closing
Wells Fargo Home Mortgage, a division of Wells Fargo Bank, N.A.



Wells Fargo Home Mortgage
Is a division of Wells Fargo Bank, N.A.





  EX-99.2 (b)
PO Box 84013
Columbus, GA 31908-4013

(logo) GreenPoint Mortgage

Servicing Division

Management Assertion

March 17, 2005


As of and for the year ended December 31, 2004, GreenPoint Mortgage Funding, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the following:

  * In certain circumstances, the mortgage interest rate changes on certain Home Equity Lines of Credit were not adjusted at the appropriate date in accordance with the mortgagor's loan documents. This resulted in the mortgagor being overcharged for the period from the interest rate change until the correct effective date, which was the first day of the following month. This error was identified by Management and the systemic issue that caused the incorrect calculation of interest was resolved prior to the issuance of this letter.

As of and for the year ended December 31, 2004, the Company had in effect a fidelity bond in the amount of $25,000,000 for a single loss limit and an aggregate limit of liability of $50,000,000 and an errors and omissions policy in the amount of $25,000,000 for a single loss limit and no aggregate limit of liability.

Very truly yours,

GreenPoint Mortgage Funding, Inc., as Servicer



/s/ S.A. Ibrahim
S.A Ibrahim
Chief Executive Officer


/s/ Mike De Francesco
Mike De Francesco
Senior Vice President - Loan Administration


/s/ David Petrini
Dave Petrini
Chief Financial Officer





  EX-99.2 (c)

(logo) IndyMac Bank


Management's Assertion on Compliance
with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers


Report of Management

We, as members of management of IndyMac Bank, F.S.B. (the Bank), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Bank's compliance with the specified minimum servicing standards as of December 31, 2004 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, the Bank complied, in all material respects, with the specified minimum servicing standards.


As of December 31, 2004 and for the year then ended, the Bank had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $20,000,000.



/s/ Michael W. Perry                 /s/ Tony Ebers
Michael W. Perry                     Tony Ebers
Chairman and                         Executive Vice President
Chief Executive 0fficer              Home Loan Servicing


/s/ Scott Keys                       /s/ Jeff Lankey
Scott Keys                           Jeff Lankey
Executive Vice President and         Senior Vice President and
Chief Financial Officer              Chief Accounting Officer


February 23, 2005


155 North Lake Avenue
Pasadena, California 91101
Telephone: 626.535.5555
www.indymacbank.com




Exhibit A

Specified Minimum Servicing Standards


I.   Custodial Bank Accounts

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        a. be mathematically accurate;

        b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

        c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

        d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI.  Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.2 (d)
(logo)SPS
SELECT
Portfolio
SERVICING, inc.


Management's Assertion on Compliance
with the Specified Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Select Portfolio Servicing, Inc. ("SPS"), are responsible for complying with the servicing standards identified in the attached Exhibit A (the "specified minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of SPS' compliance with the specified minimum servicing standards as of December 31, 2004, and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2004, SPS complied, in all material respects, with the specified minimum servicing standards.

As of December 31, 2004, and for the year then ended, SPS had in effect a fidelity bond in the amount of $55,000,000 and an errors and omissions policy in the amount of $20,000,000.

Very truly yours,


/s/ Matt Hollingsworth
Matt Hollingsworth
Chief Executive Officer


/s/ Bryan Marshall
Bryan Marshall
Executive Vice President and
Chief Financial Officer


/s/ Barbara K. Wing
Barbara K. Wing
Senior Vice President and
Controller


January 28, 2005



Exhibit A

Specified Minimum Servicing Standards

I.  Custodial Bank Accounts

    1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

       a. be mathematically accurate;

       b. be prepared within forty-five (45) calendar days after the cutoff date. The cutoff date is the date as of which a bank account is reconciled every month. It may, or may not, coincide with a prescribed investor reporting date but shall be consistent from period to period;

       c. be reviewed and approved by someone other than the person who prepared the reconciliation; and

       d. document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

    2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

    3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

    4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two (2) business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two (2) business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two (2) business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  Investor Accounting and Reporting

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.  Mortgagor Loan Accounting

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on adjustable rate mortgage (ARM) loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

VI. Mortgagor Loan Accounting (continued)

     2. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be undated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (i.e., illness or unemployment).

VII. Insurance Policies

     4. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.3 (a)
(logo) WELLS FARGO HOME MORTGAGE

Wells Fargo Home Mortgage
One Home Campus
Des Moines, IA  50328-0001



March 1, 2005


Re: 2004 Annual Certification


We hereby certify to the best of our knowledge and belief that for the calendar year of 2004:

1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.


Sincerely,

/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.


Wells Fargo Home Mortgage
is a division of Wells Fargo Bank, N.A.





  EX-99.3 (b)
PO Box 84013
Columbus GA 31908-4013
Tel. 800.784.5566

GreenPoint (logo) Mortgage


March 15, 2005



Wells Fargo Bank, National Association
9062 Old Annapolis Road
Columbia, Maryland 2l045
Attn: Master Servicer

Re: Annual Statement of Compliance for the Pooling and Servicing
    Agreements listed on Exhibit A hereto (each as "Agreement") by GreenPoint Mortgage Funding, Inc., as Servicer

Ladies and Gentlemen:

Pursuant to the Assignment, Assumption and Recognition Agreement with respect to the above-referenced offering, the undersigned officer of GreenPoint Mortgage Funding, Inc. (as "Servicer") hereby certifies as to the following (capitalized terms have the meanings used in each Agreement):

1. A review of the activities of the Servicer and its performance under each Agreement during the preceding fiscal year since the inception of the trust has been made under the direct supervision of the undersigned officer; and

2. To the best knowledge of the undersigned officer, based on such review, the Servicer has fulfilled all of its material obligations under each Agreement throughout the applicable period, and there has been no known default in the fulfillment of the Servicer's material obligations throughout such period.


Very truly yours,

GREENPOINT MORTGAGE FUNDING, INC., as Servicer

By: /s/ Michael DeFrancesco
Name: Michael DeFrancesco
Title: Senior Vice President,
       Loan Administrator


Aviso Importante Para Las Personas Habla Espanol
Si usted no entiendo el contenido de esta carta por favor obtenga una traduccion immediamente

2300 Brookstone Centre Pkwy Columbus GA 31904
Customer Service Hours: Monday - Friday, 8:30 AM - 8:00 PM, Eastern www.greenpointservice.com




Exhibit A

CSFB 2004 AR4
CSFB 2004 AR5
CSFB 2004 AR6
CSFB 2004 AR7
CSFB 2004 AR8
CSFB ARMT 1
CSFB ARMT 2
CSFB ARMT 3
CSFB ARMT 4
CSFB 2004 3
CSFB 2004 4
CSFB 2004 5
CSFB 2004 6
CSFB 2004 7
CSFB 2004 8





  EX-99.3 (c)
(logo) IndyMac Bank



Officer's Certificate


The Company will deliver to the Depositor on or before March 1 of each year, an Officer's Certificate (each, an "Annual Statement of Compliance") stating that
(i) a review of the activities of the Company during the preceding calendar year and of performance under this Agreement has been made under such officers' supervision, (ii) the Company has fully complied with the provisions of this Agreement and (iii) to the best of such officers' knowledge, based on such review, the Company has fulfilled all of its obligations under this Agreement throughout such year, or, if there has been a default in the fulfillment of any such obligation, specifying each such default known to such officer and the nature and status thereof.


By: /s/Robert M. Abramian
Robert M. Abramian
Vice President
Home Loan Services
Investor Reporting
IndyMac Bank




 Prepared for: Wells Fargo Bank

 Date:         March 1, 2005

 Ref:          USAP Letter and 2004 Annual Audit Financial Statements.
               (See Exhibit A)





  EX-99.3 (d)
(logo)SELECT
Portfolio
SERVICING, inc.


Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Rd.
Columbia, MD 21045
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2004 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

/s/ Matthew L. Hollingsworth
Matthew L. Hollingsworth
Chief Executive Officer

March 3, 2005



3815 South West Temple * Salt Lake City, Utah 84115 * telephone (801) 293-1881 * web www.selectservicing.com





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   1A1                              200,981.30          1,176,563.33                 0.00              51,153,436.67
   2A1                              676,805.00          3,996,941.13                 0.00             163,313,054.11
   AR                                     0.28                 50.00                 0.00                       0.00
   ARL                                    0.09                 50.00                 0.00                       0.00
   CB1                               20,507.12                464.82                 0.00               4,759,535.18
   CB2                               22,790.53                416.97                 0.00               4,269,583.03
   CB3                               18,452.01                297.84                 0.00               3,049,702.17
   CB4                               11,258.68                178.70                 0.00               1,829,821.30
   CB5                               12,796.75                203.11                 0.00               2,079,796.89
   CB6                                9,763.62                154.97                 0.00               1,586,834.76
   CM                                28,343.74                666.95                 0.00               6,829,333.05
   X                                492,028.51                  0.00                 0.00             233,374,644.21